Form 10-K
period 2000-12-31
GMACM MORTGAGE LOAN BACKED NOTES SERIES 2000-HE3
filed 2004-03-30
CIK 1284837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Fiscal year ended December 31, 2000

Commission file number 333-42510

RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.
GMACM Home Equity Loan Trust 2000-HE3

State of Incorporation: Delaware
I.R.S. Employer Identification Number: 41-1955181

8400 Normandale Lake Blvd., Suite 250
Minneapolis, Minnesota 55437
Telephone

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ____ No   X

RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC., GMACM HOME EQUITY LOAN TRUST 2000-HE3

EXHIBITS
Exhibit 31 —	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 99.1 —	Annual Statement as to Compliance
Exhibit 99.2 —	GMAC Mortgage Corporation Independent Auditor's Report on the Uniform Single Audit Program for Mortgage Bankers

PART I
Item 1	Business
Information not provided pursuant to no action request
Item 2	Properties
Pursuant to no action request, GMAC Mortgage Corporation's (the "Servicer") Annual Statement as to Compliance, dated March 31, 2001 is filed as Exhibit 99.1 under Item 15(a) hereof.

Item 3	Legal Proceedings
There are no material pending legal proceedings related to any series of Securities that involve the Trustee, Custodian, the Servicer or the Registrant with respect to any such series.
Item 4	Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of Security Holders
PART II
Item 5	Market for the Registrant's Common Equity and Related Matters.
(a) There is no established public trading market for the Securities.
As of December 31, 2000 the number of holders of record for each outstanding series of Securities is as set forth below.
Series 2000-HE3 Class A-1: 1
Series 2000-HE3 Class A-2: 1
Series 2000-HE3 Class A-3: 1
Series 2000-HE3 Class A-4: 1
Series 2000-HE3 Class A-5: 1
Series 2000-HE3 Class A-6: 1
Series 2000-HE3 Class A-7: 1
Series 2000-HE3 Class M-1: 1
Series 2000-HE3 Class M-2: 1
Series 2000-HE3 Class B: 1
The remaining information is not provided pursuant to no action request
(b) Not applicable.
(c) Not applicable.
Item 6	Selected Financial Data
Information not provided pursuant to no action request.
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Information not provided pursuant to no action request.
Item 7A	Quantitative and Qualitative Disclosures About Market Risk.
Not applicable
Item 8	Financial Statements and Supplementary Financial Data.
See the Servicer's Annual Statement of Compliance that is filed as Exhibit 99.1 under Item 15(a)
hereof; see also report dated March 26, 2001 prepared by the Servicer's independent accountant, concerning the Servicer's servicing activities thatis filed as Exhibit 99.2 under Item 15(a) hereof.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable
Item 9A	Controls and Procedures.
Not applicable
PART III
Item 10	Directors and Executive Officers of the Registrant.
Information not provided pursuant to no action request
Item 11	Executive Compensation
Information not provided pursuant to no action request
Item 12	Security Ownership of Certain Beneficial Owners and Management
Information required by Item 201(d) of Regulation S-K is not applicable. Remaining information not provided pursuant to no action request
Item 13	Certain Relationships and Related Transactions
Information not provided pursuant to no action request
Item 14	Principal Accountant Fees and Services.
Not applicable
Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)	Exhibit #
	Rule 13a-14(a)/15d-14(a) Certifications	31
	Officer's Annual Compliance Statements GMAC Mortgage Corporation	99.1
	GMAC Mortgage Corporation's Independent Auditor's Report on the Uniform Single Audit Program for Mortgage Bankers	99.2
(b)	Information not provided pursuant to no action request.
(c)	Information not provided pursuant to no action request.
(d)	Information not provided pursuant to no action request.

_________________

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, as of the 31st day of March, 2001.

GMACM HOME EQUITY LOAN TRUST 2000-HE3

By:	GMAC Mortgage Corporation, as Servicer
By:	/s/ William J. Maguire
Name:	William J. Maguire
Title:	Senior Vice President

Exhibit 31

CERTIFICATION

        I, William J. Maguire, certify that:

        1.       I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM Home Equity Loan Trust 2000-HE3.

        2.            Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

        3.       Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

        4.       I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

        5.       The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Dated as of March 31, 2001

/s/ William J. Maguire
William J. Maguire
Senior Vice President